Form 10-Q
period 2019-09-30
Accelerated Pharma, Inc.
filed 2020-04-22
CIK 1630970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission File Number: 333-227916

Accelerated Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2380751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5W155 81st Street, Burr Ridge, IL	60527
(Address of principal executive offices)	(Zip Code)

(773) 517-0789

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]
Smaller Reporting Company [X]	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of April 22, 2020, there were 4,231,460 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Accelerated Pharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	14,117	18,871
Total current assets	14.117	18,871
Property, plant and equipment, net of depreciation	126	618
Total Assets	$14,243	$19,489

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$907,837	$895,246
Accrued interest payable	1,796,783	1,457,543
Accrued expenses	50,303	-
Notes payable, related party	35,000	35,000
Notes payable	325,035	125,005
Convertible notes payable, net of discount and issuance costs of $0 and $35,414 as of September 30, 2019 and December 31, 2018	5,411,000	5,355,586
Total liabilities	8,525,958	7,868,380

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized,	-	-
Series A convertible preferred stock, $0.00001 par value, 180,000 shares authorized, 100,000 issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Series B convertible preferred stock, $0.00001 par value, 15,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; 4,231,460 shares issued and outstanding at September 30, 2019 and December 31, 2018	43	43
Additional paid in capital	4,685,453	4,685,453
Accumulated deficit	(13,136,794)	(12,473,436)
Accumulated other comprehensive loss	(60,418)	(60,952)
Total stockholders’ deficiency	(8,511,715)	(7,848,891)
Total Liabilities and Stockholders’ equity (deficiency)	$14,243	$19,489

See the accompanying notes to the condensed consolidated financial statements

Accelerated Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2019		2018		2019		2018
Operating expenses:	$		$		$		$
General and administrative		42,644		11,480		230,741		97,025
Research and development		454		-		57,714		-
Total operating expenses		43,098		11,480		288,455		97,025

Loss from operations		(43,098)		(11,480)		(288,455)		(97,025)

Other (income)/expenses
Foreign currency exchange loss		41		(10,408)		(248)		(35,128)
Interest expense		(126,296)		(131,543)		(374,655)		(388,961)
Total other expense		(126,255)		(141,951)		(374,903)		(424,089)

Net loss		$(169,353)		$(153,431)		$(663,358)		$(521,114)

Net loss per common share, basic and diluted		$(0.04)		$(0.04)		$(0.16)		$(0.12)

Weighted average common shares outstanding, basic and diluted		4,231,360		4,231,360		4,231,360		4,231,360

Comprehensive income/ (loss):
Net loss		$(169,353)		$(153,431)		$(663,358)		$(521,114)
Foreign currency transaction gain (loss)		(39)		11,830		534		35,141
Total comprehensive loss		$(169,392)		$(141,601)		$(662,824)		$(485,973)

See the accompanying notes to the condensed consolidated financial statements

ACCELERATED PHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

(unaudited)

	For the Nine Months ended September 30, 2019
	Series A		Series C						Accumulated
	Convertible		Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	100,000	$1	-	$-	4,231,460	$43	$4,685,453	$(12,473,436)	$(60,952)	$(7,848,891)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	534	534

Net loss	-	-	-	-	-	-	-	(663,358)	-	(663,358)

Balance, September 30, 2019	100,000	$1	-	$-	4,231,460	$43	$4,685,453	$(12,136,794)	$(60,418)	$(8,511,715)

	For the Nine Months ended September 30, 2018
	Series A		Series C						Accumulated
	Convertible		Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2018	100,000	$1	-	$-	4,231,460	$43	$4,324,702	$(11,659,277)	$(95,903)	$(7,430,434)

Reclassify derivative liability to equity	-	-	-	-	-	-	84,007	(83,883)	-	124
Waived executive officer/shareholder accrued compensation		-	-	--	-	-	276,744	-	-	276,744
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	35,141	35,141

Net loss	-	-	-	-	-	-	-	(730,276)	-	(730,276)

Balance, September 30, 2018	100,000	$1	-	$-	4,231,460	$43	$4,685,453	$(12,473,436)	$(60,762)	$(7,848,891)

See the accompanying notes to these condensed consolidated financial statements.

Accelerated Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30,
	2019	2018
ASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(663,358)	$(521,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492	1,745
Amortization of debt discount and issuance costs	35,414	52,073
Changes in operating assets and liabilities:
Accounts payable	12,577	(24,944)
Accrued expenses	50,303	-
Accrued compensation	-	35,371
Accrued interest payable	339,240	330,904

Total adjustments	438,026	395,149

Net cash used in operating activities	(225,332)	(125,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	200,030	-
Proceeds from convertible notes payable	20,000	110,000

Net cash provided by financing activities	220,030	110,000

Effect of currency rate change on cash	548	(219)

Net increase (decrease) in cash	(4,754)	(16,184)

Cash, beginning of period	18,871	26,818
Cash, end of period	$14,117	$10,634

Non-cash investing and financing activities:
Reclassify fair value of warrant liabilities to equity	$-	$124

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to these condensed consolidated financial statements.

ACCELERATED PHARMA, INC.

Notes to the Condensed Consolidated Financial Statements for the Nine Months ended September 30, 2019 and 2018

(unaudited)

NOTE 1 BUSINESS

Accelerated Pharma, Inc. (the “Company”), a Delaware corporation organized May 12, 2014, is a biopharmaceutical company focused on utilizing its genomic technology to enhance the development and commercialization of pharmaceutical products. The Company’s lead product candidate is Picoplatin, a new generation platinum-based cancer therapy that has the potential for use in different formulations, as a single agent or in combination with other anti-cancer agents, to treat multiple cancer indications. The Company’s primary activities since inception have been research and development, managing collaborations, and raising capital.

On January 15, 2015, the Company formed a wholly owned subsidiary, Acceler Limited Liability Company (“Acceler”), in the Russian Federation, for the purpose of conducting research and development.

Effective January 15, 2020, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-1.47 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented (see Note 8).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which are included elsewhere in this document.

NOTE 2 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2019, the Company had cash of $14,117 and a working capital deficit of $8,493,543. During the nine months ended September 30, 2019, the Company used net cash in operating activities of $225,332. The Company has not yet generated revenue and has incurred net losses since inception. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

During the nine months ended September 30, 2019, the Company raised aggregate net proceeds of $200,030 through the issuance of notes payable – short-term and convertible (see Note 5 – Notes Payable – Short-Term and Note 6 – Convertible Debt). The Company does not believe that its current cash on hand will be sufficient to fund its projected operating requirements. The Company is filing a unit offering on Form S-1A to register shares and Class A Warrants for a capital raise of up to $3 million (the “Unit Offering”). However, there can be no assurance that such Unit Offering will be successfully completed.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of convertible debt and short-term debt. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and indebtedness, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The condensed consolidated financial statements include the accounts of Accelerated Pharma, Inc. and its wholly owned subsidiary, Acceler. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, assumptions used in the fair value of equity instruments, the valuation allowance against deferred tax assets, and the estimates of fair value of warrant liabilities.

Foreign Currency Translation

The operations of Acceler are conducted in local currency, which represents its functional currency. The balance sheet accounts of Acceler were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Equity accounts are translated at historical rates, except for the change in accumulated deficit during the period, which is the result of the income statement translation process. Translation adjustments resulting from this process, were included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that are excluded from net loss, which consists of foreign currency translation.

The exchange rates used to translate amounts in Russian rubles (“RUB”) into U.S. Dollars (“USD”) for the purposes of preparing the condensed consolidated financial statements were as follows:

Balance Sheets:

	September 30,
	2019	2018
Period-end RUB: USD exchange rate	$64.4156	$65.5906

Statements of Operations:

	For the Nine Months Ended
	September 30,
	2019	2018
Average Period RUB: USD exchange rate	$64.5685	$61.7324

Net Loss per Share of Common Stock

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the nine months ended September 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share as of September 30, 2019 and 2018 are as follows:

	September 30,
	2019	2018
Common stock issuable upon conversion of convertible debt and accrued interest	1,611,359	1,823,607
Warrants to purchase common stock	134,908	145,863
Warrants to purchase Series A convertible preferred stock	266,667	392,000
Options to purchase common stock	210,000	436,100
Series A convertible preferred stock	350,000	490,000
Totals	2,572,934	2,469,722

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which primarily aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share- based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a material effect on its condensed consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements - Continued

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its condensed consolidated financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating ASU 2019-12 and its impact on its condensed consolidated financial statements and financial statement disclosures.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 OUT-OF-PERIOD ADJUSTMENT

During the nine months ended September 30, 2019, the Company discovered an error which occurred during the three months ended March 31, 2017, and impacts the Company’s annual and interim financial statements for the years ended December 31, 2017 and 2018. The Company evaluated such error in accordance with Staff Accounting Bulletin (“SAB”) 108 and determined that such error was immaterial to the current and prior periods. Accordingly, the Company corrected the error during the nine months ended September 30, 2019, by recording approximately $53,000 of research and development expense related to 2017 services provided by a vendor.

Between January 1, 2019 and September 30, 2019, the Company entered into separate securities purchase and loan agreements with five investors (the “Lenders”) pursuant to which the Company issued to the Lenders promissory notes in the aggregate principal amount of $200,030 (the “2019 Short-term Notes”). The 2019 Short-term Notes, as amended, have (a) no conversion rights, (b) bear interest at 6% per annum payable at maturity, and (c) are due at the earlier of: (i) December 31, 2019, depending on the note; or (ii) the receipt by the Company of proceeds from a financing of at least $500,000 pursuant to a registration statement filed with the Securities and Exchange Commission.

As an inducement to the Lenders and in connection with the issuance of the 2019 Short-term Notes, the Company agreed to issue to the Lenders a total of 34,060 Class B Warrants. The Class B Warrants have an exercise price of $6.47 per share and are exercisable for three years upon the effectiveness of a registration statement. The aggregate issuance date fair value of the Class B Warrants was determined to be de minimis.

NOTE 6 CONVERTIBLE DEBT

Effective as of January 30, 2019, the Company entered into a note extension agreement, as amended (the “Extension Agreement”) with certain holders of the Company’s convertible debt. The Company and the noteholders mutually agreed to extensions of the maturity date of their debt from maturity dates ranging from January 31, 2019 to August 31, 2019 to a new maturity date of December 31, 2019 and to waive any defaults. Upon the effective date of the Unit Offering, (i) certain noteholders agreed to mandatorily convert their respective debt in the aggregate principal amount of $3,901,000, plus the respective accrued interest on such principal, into shares of the Company’s common stock at a price of $1.60 per share and (ii) certain other noteholders agreed to mandatorily convert respective debt in the aggregate principal amount of $1,035,000, plus respective accrued interest, into an amount of shares of the Company’s Series C Convertible Preferred Stock equivalent to if the holders had converted such outstanding indebtedness into common stock at a price of $1.60 per share. The Company accounted for the Extension Agreement as a modification and, as a result, no gain or loss was recorded during the nine months ended September 30, 2019 related to the Extension Agreement. Additionally, the Company determined that (i) that the conversion option should not be bifurcated and accounted for as a derivative liability since there is currently no market for the Company’s common stock, and (ii) the mandatory conversion option represented a contingent beneficial conversion feature which would be accounted for at the time the contingency was resolved. As of September 30, 2019, convertible debt in the principal amount of $110,000 was past maturity.

During the nine months ended September 30, 2019, the Company entered into a securities purchase and loan agreement with an investor pursuant to which the Company issued to the investor a convertible note payable in the aggregate principal amount of $20,000. The convertible note matures (a) on April 9, 2020, (b) bears interest at a rate of 10% per annum payable at maturity, and (c) is convertible starting 180 days from the issuance date of the note at a conversion price equal to the great of (i) $0.25 per share or (ii) 50% of the market price of the Company’s common stock, as defined within the note. The Company determined that the conversion option will be accounted for at the time the note becomes convertible. The note has a prepayment premium, whereby, in the event that the Company elects to prepay the note during the one hundred eighty-day period following the issue date, the holder is entitled to receive a prepayment premium of up to 45% on the then outstanding principal balance and accrued interest.

NOTE 7 NOTES PAYABLE – RELATED PARTY

During the nine months ended September 30, 2019, the Company amended and restated a $35,000 promissory note with a related party. The agreement extended the previous maturity date from August 20, 2019 to May 31, 2020.

NOTE 8 STOCKHOLDERS’ EQUITY

On May 31, 2019, the Company’s board of directors and majority stockholders approved an increase to the number of authorized shares of Series C Convertible Preferred Stock from 7,000 shares to 15,000 shares.

On June 6, 2019, the Company’s board of directors and majority stockholders approved an increase to (i) the number of authorized shares of common stock from 45,000,000 shares of common stock to 500,000,000 shares of common stock and (ii) the number of authorized shares of preferred stock from 5,000,000 shares of preferred stock to 20,000,000 shares of preferred stock.

Effective January 15, 2020, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-1.47 reverse split of the Company’s issued and outstanding common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented (see Note 1).

NOTE 9 SUBSEQUENT EVENTS

Notes Payable

Subsequent to September 30, 2019, the Company entered into a securities purchase and loan agreement with an investor pursuant to which the Company issued to the investor a note payable in the principal amount of $20,010. The note matures on the earlier of (a) March 31, 2020, or (b) the receipt of the Company of proceeds of at least $500,000 from the Unit Offering, and bears interest at a rate of 2% per month payable at maturity. In connection with the note issuance, the Company has agreed to issue the investor Class B Warrants to purchase 65,000 shares of the Company’s common stock.

Convertible Debt

Subsequent to September 30, 2019, the Company entered into a securities purchase and loan agreement with an investor pursuant to which the Company issued to the investor a convertible note payable in the principal amount of $7,000. The convertible note matures (a) on June 9, 2020, (b) bears interest at a rate of 10% per annum payable at maturity, and (c) is convertible starting 180 days from the issuance date of the note at a conversion price equal to the greater of (i) $0.25 per share or (ii) 50% of the market price of the Company’s common stock, as defined within the note. The note has a prepayment premium, whereby, in the event that the Company elects to prepay the note during the one hundred eighty-day period following the issue date, the holder is entitled to receive a prepayment premium of up to 45% on the then outstanding principal balance and accrued interest.

Reverse Stock Split

Effective January 15, 2020, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-1.47 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented (see Note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Accelerated Pharma, Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a clinical stage biopharmaceutical company focused on utilizing our genomic technology to (i) enhance the development of pre-existing pharmaceutical products for the treatment of various cancer indications, (ii) prospectively identify patients that may respond to such pharmaceutical products and (iii) commercialize such pharmaceutical products for sale in various markets.

Our lead product candidate is Picoplatin, a new generation platinum-based cancer therapy that has the potential for use in different formulations, as a single agent or in combination with other anti-cancer agents, to treat multiple cancer indications. We hold and are the exclusive, worldwide licensee of patented and proprietary technology related to Picoplatin. We will initially use our genomic technology to identify suitable patients prospectively for our anticipated Picoplatin clinical trials described below in hope of obtaining regulatory approval for Picoplatin and commercializing the therapy. We believe that our genomic program will allow us to identify additional drug candidates that can be substantially improved for the treatment of various cancer indications and ultimately create a targeted approach for cancer treatment by selecting patients who will respond to therapy in advance of administering such therapy.

Picoplatin is a chemotherapeutic designed to treat solid tumors that are resistant to existing platinum-based cancer therapies. Clinical studies have been conducted by a prior licensee of Picoplatin with respect to small cell lung cancer (or SCLC), metastatic colorectal cancer (or CRC), castration-resistant (hormone-refractory) prostate cancer and ovarian cancer. For more information regarding these prior clinical studies see the subsection below entitled “Picoplatin and Platinum-Based Chemotherapeutics.”

We believe that our strategy to employ our genomic technology to develop Picoplatin is timely. Recently, there has been a significant focus on further developing and using genomics as an important tool in the treatment of cancer. Large pharmaceutical companies have recognized the value of genomics in their drug development efforts and have implemented large-scale changes to move in that direction. In an April 2016 press release, AstraZeneca announced “an integrated genomics initiative to transform drug discovery and development across its entire research and development pipeline” and that the Company had sequenced “2 million genomes in the hunt for new drugs.” Additionally, in October 2016, the U.S. federal government’s Moonshot Task Force released its report entitled “Cancer Moonshot — Ending Cancer as We Know It”, a significant portion of which was dedicated to describing the government’s goal to provide substantial funds to drug developers and research organizations in an effort to enhance genomics as a tool to fight cancer.

In 2015, we requested a meeting in a letter to FDA to obtain its input on our proposed plans for a clinical study of Picoplatin to be conducted in patients with head and neck cancer. In January 2016, FDA responded to our questions relating to manufacturing, whether we should conduct certain pre-clinical studies as well as our genomics-signature-driven study design submitted to the agency. FDA agreed with our strategy and confirmed that no additional preclinical studies are needed and that it did not object to our study design and did not object to a plan to develop gene expression signatures in order to identify patients who are more likely to respond to Picoplatin. This provided us with clarity for our genomic-driven strategy for the development of Picoplatin and our planned Phase II clinical trials. FDA further agreed that we may submit an IND application that cross references the original IND submitted by Poniard, and such application will include a complete protocol of our Phase II trials. We submitted an IND for head and neck cancer trial in August 2016. Following review of our IND for head and neck cancer trial, the FDA gave us permission to initiate Phase II trials of Picoplatin in patients with squamous cell carcinoma of the head and neck. More recently, in connection with the initiation of our Phase II clinical trial, the FDA has requested us to supplement our clinical trial plan with a more detailed statistical plan to provide a robust justification for the patient sample size that we have proposed. The FDA is requiring that we submit this plan before recruiting over twenty patients, which we intend to do by analyzing genomic and drug response data from first recruited patients to substantiate requested statistical estimates. With respect to our clinical trial plan, the FDA has also provided comments on sample collection and suggested that we begin discussions with the FDA regarding in vitro diagnostic genomic assay before we begin the second arm of our clinical trial.

We intend to conduct Phase II clinical trials both in CRC and squamous cell cancer of the head-and-neck. We expect to first pursue a Phase II clinical trial in squamous cell cancer of the head-and-neck using the proceeds of this Offering. In 2017 we completed GMP manufacturing campaign which produced enough drug product to conduct this trial and several others needed for approval of the drug.

Commencing after the closing of this Offering and over the next 24 months thereafter, we expect to conduct a Phase II clinical trial in squamous cell cancer of the head-and-neck in order to determine the genomic signatures for Picoplatin with respect to these indications. We have not yet determined when we will begin a Phase II clinical trial for CRC. For more information on how we will spend the proceeds from this Offering, see “Use of Proceeds” below. If one or both of these trials meets their primary endpoints, we expect to conduct a Phase III study in order to utilize the genomic classifiers (which are individual genes or sets of genes which allow the separation of tumors which differ in response to treatment by looking at their gene expressions) identified in the Phase II clinical trials to prospectively identify patients that we expect to respond positively to and to not respond positively to Picoplatin prior to receiving treatment such that we can achieve positive progression-free survival endpoints, significantly increasing the patient response rate to Picoplatin, which will support submission for drug approval from the FDA and other regulatory agencies.

We are a clinical stage biopharmaceutical company focused on utilizing our genomic technology to enhance the development of pharmaceutical products for the treatment of various cancer indications. We were formed in May 2014, and we acquired the worldwide rights to Picoplatin from a third party in December 2014. We thus have a very limited history of operations.

Consolidated Results of Operations

Three Month-Period Ended September 30, 2019 Compared to the Nine Month-Period Ended September 30, 2018

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2019, compared with the three months ended September 30, 2018:

	For the Three Months Ended		Percentage
	September 30,		Increase
	2019	2018	(Decrease)
General and Administrative	$42,644	$11,480	271%
Research and Development	$454	$-	100%
Total Operating Expenses	$43,098	$11,480	275%
Other Expenses	$126,255	$141,951	-11%
Net Loss	$169,353	$153,431	10%

General and Administrative Expenses

General and administrative expenses consist primarily of professional accounting and legal fees, office expense, and rent expense.

For the three months ended September 30, 2019, our general and administrative expenses increased by $31,164, or 271%, to $42,644 as compared to $11,480 during the three months ended September 30, 2018. The increase is primarily due to an increase in professional legal and accounting fees related to our Unit Offering.

We expect that our general and administrative expenses will continue to increase as we become a public company.

Research and Development Expenses

For the three months ended September 30, 2019, research and development expenses increased to $454 as compared to $0 during the three months ended September 30, 2018. We expect our research and development expenses will increase after successful completion of our Unit Offering.

Other Expense

For the three months ended September 30, 2019, other expenses decreased by $15,696, or 11%, to $126,255 as compared to $141,951 during the three months ended September 30, 2018. The decrease was primarily due to a decrease in foreign currency exchange loss.

Net loss

During the three month-period ended September 30, 2019, we incurred a net loss of $169,353 as compared to a net loss of $153,431 in the same period in the prior year. Our net loss increased by $15,922, or 27%, mainly due to an increase in operating expenses.

Nine Month-Period Ended September 30, 2019 Compared to the Nine Month-Period Ended September 30, 2018

Summary Table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018:

	For the Nine Months Ended		Percentage
	September 30,		Increase
	2019	2018	(Decrease)
General and Administrative	$230,741	$97,025	138%
Research and Development	$57,714	$-	100%
Total Operating Expenses	$288,455	$97,025	197%
Other Expenses	$374,903	$424,089	-12%
Net Loss	$663,358	$521,114	27%

General and Administrative Expenses

General and administrative expenses consist primarily of professional accounting and legal fees, office expense, and rent expense.

For the nine months ended September 30, 2019, general and administrative expenses increased by $133,716, or 120%, to $230,741 as compared to $97,025 during the nine months ended September 30, 2018. The increase is primarily due to an increase in professional legal and accounting fees related to our Unit Offering.

We expect that our general and administrative expenses will continue to increase as we become a public company.

Research and Development Expenses

For the nine months ended September 30, 2019, research and development expenses increased to $57,714 as compared to $0 during the nine months ended September 30, 2018 primarily due to an out-of-period adjustment related to 2017 services provided by a vendor. See Note 4 - Out-Of-Period Adjustment in the notes to our condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018.

We expect our research and development expenses will increase after successful completion of our Unit Offering.

Other Expense

For the nine months ended September 30, 2019, other expenses decreased by $49,186, or 12%, to $374,903 as compared to $424,089 during the nine months ended September 30, 2018. The decrease was primarily due to a decrease in foreign currency exchange loss in the period.

Net loss

During the nine month-period ended September 30, 2019, we incurred a net loss of $663,358 as compared to a net loss of $521,114 in the same period in the prior year. Our net loss increased by $142,244, or 27%, mainly due to an increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets consisting of $14,117 in cash. We had property and equipment valued at $126 as of September 30, 2019. We had total assets of $14,243 as of September 30, 2019.

As of December 31, 2018, we had total current assets consisting of $18,871 in cash. We had property and equipment valued at $618 as of December 31, 2018. We had total assets of $19,489 as of December 31, 2018.

As of September 30, 2019, we had total current liabilities of $8,525,958 consisting of $907,837 in accounts payable, $1,796,783 in accrued interest payable, $50,303 in accrued expenses, a $35,000 note payable to a related party, a total of $323,035 in notes payable, and $5,411,000 in convertible notes outstanding. As of September 30, 2019, the Company had no long-term liabilities.

As of December 31, 2018, we had total current liabilities of $7,868,380 consisting of $895,246 in accounts payable, $1,457,543 in accrued interest payable, a $35,000 note payable to a related party, a total of $125,005 in notes payable, and $5,355,586 in convertible notes outstanding. As of December 31, 2018, the Company had no long-term liabilities.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019 and 2018, cash used in operating activities was $225,332 and $125,965, respectively. Our cash used in operations during the nine months ended September 30, 2019 was due to a net loss of $663,358, adjusted for net non-cash expenses related to depreciation and amortization costs of $35,906, offset by an increase in accounts payable of $12,577, an increase in accrued expenses of $50,303 and an increase in accrued interest payable of $339,240. Our cash used in operations during the nine months ended September 30, 2018 was due to a net loss of $521,114, adjusted for net non-cash expenses related to depreciation and amortization costs of $53,818, a decrease in accounts payable of $24,994, offset by an increase in accrued compensation of $35,371 and an increase in accrued interest payable of $330,904.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019 and 2018, cash provided by financing activities was $220,0300 and $110,000, respectively. Cash provided by financing activities during the nine months ended September 30, 2019 was due to proceeds from short-term notes of $200,030 and proceeds of $20,000 from the issuance of a convertible notes. Cash provided by financing activities during the nine months ended September 30, 2018 was due to proceeds from convertible notes of $110,000.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations.

As of September 30, 2019, we have not generated any revenues from operations, and we have incurred cumulative losses of approximately $13,136,794 since inception. As of September 30, 2019, we had a negative working capital of $8,511,715. Such conditions raise substantial doubt about the entity’s ability to continue as a going concern for at least 12 months from the date of this filing. We have funded our operations primarily from the issuance of convertible notes which will be converted into shares of our Common Stock upon the successful completion of our Unit Offering. Our convertible debt financings are convertible into equity at a price per share averaging $3.23 per share.

Based upon our lack of revenue expected for 2020, together with the planned expenditures, management currently believes that current cash will be insufficient to fund our research and development expenses and general and administrative expenses beyond December 31, 2019. We will require the estimated $2.8 million in proceeds of our Unit Offering to fund our operations over the 12 - month period from the completion of this Unit Offering, of which there can be no assurance. Upon completion of our Unit Offering, the expected net proceeds from such Offering of approximately $2.8 million, excluding any proceeds from the exercise of Class A Warrants, if any, added to our current cash, is anticipated to be sufficient to fund our operations through September 2020.

Furthermore, if our assumptions underlying our anticipated timing for the completion of our clinical and regulatory program and our anticipated expenses prove to be wrong, we may have to raise additional capital sooner than anticipated. Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities. Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We do not have any existing commitments for future external funding. We may seek to sell additional equity or debt securities or obtain a bank credit facility if available. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

Our ability to continue as a going concern may be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis. If we are unable to successfully raise sufficient additional capital , we may not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations or other financing alternatives.

Recently Issued Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements included within this prospectus for a summary of recently issued and adopted accounting pronouncements.

Critical Accounting Policies

See Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements for the year ended December 31, 2018 included within this prospectus for our critical accounting policies.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor its subsidiaries are party to or have property that is the subject of any material pending legal proceedings. We may be subject to ordinary legal proceedings incidental to our business from time to time that are not required to be disclosed under this Item 1.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue or sell any other unregistered equity securities during the period covered by this report that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: April 22, 2020	By:	/s/ Michael Fonstein
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2020	By:	/s/ Michael Fonstein
Acting Chief Financial Officer (Principal Accounting Officer)

